Form 10QSB
period 2006-06-30
HERATSI PHARMACEUTICALS
filed 2006-09-08
CIK 1363555

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            |X| QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

            |_| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number 000-52021

                          Heratsi Pharmaceuticals, Inc.
        (Exact name of small business issuer as specified in its charter)


                 Delaware                              33-1131290
     -------------------------------              ---------------------
     (State or other jurisdiction of                (I.R.S. employer
      incorporation or organization)              identification number)

     933 Mamaroneck Avenue, Suite 103
     Mamaroneck, NY                                        10543
     ----------------------------------------            ---------
     (Address of principal executive offices)            (Zip Code)

                     Issuer's telephone number: 914-715-0567

                                    No change
                   ------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

      Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,000,000 shares of Common Stock, par value $ .0001 per share, outstanding as of September 7, 2006.

Transitional Small Business Disclosure Format (Check one): YES |_| NO |X|

                          HERATSI PHARMACEUTICALS, INC.

                                    - INDEX -

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION:

Balance Sheet as of June 30, 2006 (unaudited)                                F-1

Statements of Operations for the Cumulative Period from Inception            F-2
     (January 24, 2006) through June 30, 2006 (unaudited) and the three months ended June 30, 2006

Statement of Stockholder's Deficiency for the Period from Inception          F-3
     (January 24, 2006) through June 30, 2006 (unaudited)

Statements of Cash Flows for the Cumulative Period from Inception            F-4
     (January 24, 2006) through June 30, 2006 (unaudited) and the three months ended June 30, 2006

Notes to Unaudited Financial Statements                                      F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation             1

Item 3.  Controls and Procedures                                               1

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings                                                     2

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds           2

Item 3.  Defaults Upon Senior Securities                                       2

Item 4.  Submission of Matters to a Vote of Security Holders                   2

Item 5.  Other Information                                                     2

Item 6.  Exhibits                                                              2

Signatures                                                                     3

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          HERATSI PHARMACEUTICALS, INC.
                           A Development Stage Company
                                  BALANCE SHEET

                                     Assets

                                                            June 30,2006
                                                            (Unaudited)
                                                            -----------

Current Assets
   Cash                                                      $  4,141
                                                             --------

      Total Assets                                           $  4,141
                                                             ========


         Liabilities and Stockholder's (Deficiency)

Current Liabilities
   Accounts payable and accrued expenses                     $  2,943

Notes payable - stockholder                                    31,100
                                                             --------

      Total Liabilities                                        34,043
                                                             --------

Stockholder's Deficiency
   Preferred stock, $.0001 par value, 10,000,000
      shares authorized; none outstanding                          --
   Common stock, $.0001 par value; 125,000,000 shares
      authorized; 14,000,000 shares issued and outstanding      1,400
   Deficit accumulated during the development stage           (31,302)
                                                             --------

      Total Stockholder's (Deficiency)                        (29,902)
                                                             --------

      Total Liabilities and Stockholder's (Deficiency)       $  4,141
                                                             ========

                  See notes to unaudited financial statements.

                          HERATSI PHARMACEUTICALS, INC.
                           A Development Stage Company
                            STATEMENTS OF OPERATIONS

                                                             FOR THE PERIOD
                                                            JANUARY 24, 2006
                                     THREE MONTHS ENDED       (INCEPTION)
                                       JUNE 30, 2006     THROUGH JUNE 30, 2006
                                        (UNAUDITED)           (UNAUDITED)
                                      ----------------      ----------------

Revenue                               $             --      $             --

General and administrative expenses            (15,859)              (30,859)
                                      ----------------      ----------------

Loss before interest expense                   (15,859)              (30,859)

Interest expense                                  (317)                 (443)
                                      ----------------      ----------------

   Net loss                           $        (16,176)     $        (31,302)
                                      ================      ================


Basic and diluted net loss per
   share                              $          (0.00)     $          (0.00)
                                      ================      ================

Weighted average common shares
   outstanding                              14,000,000            12,848,101
                                      ================      ================

                  See notes to unaudited financial statements.

                          HERATSI PHARMACEUTICALS, INC.
                           A Development Stage Company
                      STATEMENT OF STOCKHOLDER'S DEFICIENCY
        FOR THE PERIOD JANUARY 24, 2006 (Inception) THROUGH JUNE 30, 2006

                                                         Deficit
                                                       Accumulated
                                  Common Stock          During the        Total
                           -------------------------   Development    Stockholder's
                             Shares        Amount         Stage       (Deficiency)
                           -----------   -----------   -----------    -----------
Balance, January 24,
   2006(inception)                  --   $        --   $        --    $        --

Issuance of 14,000,000
   Shares of common
   stock                    14,000,000         1,400            --          1,400

Net loss - January 24,
   2006 through June 30,
   2006 (Unaudited)                 --            --       (31,302)       (31,302)
                           -----------   -----------   -----------    -----------

Balance, June 30, 2006
   Unaudited)               14,000,000   $     1,400   $   (31,302)   $   (29,902)
                           ===========   ===========   ===========    ===========

                  See notes to unaudited financial statements.

                          HERATSI PHARMACEUTICALS, INC.
                           A Development Stage Company
                            STATEMENTS OF CASH FLOWS

                                                             FOR THE
                                                             PERIOD
                                                           JANUARY 24,
                                                              2006
                                            THREE MONTHS   (INCEPTION)
                                               ENDED         THROUGH
                                           JUNE 30, 2006  JUNE 30, 2006
                                             (UNAUDITED)    (UNAUDITED)
                                             -----------    -----------

Cash flows from operating activities:

   Net loss                                    $(16,176)   $(31,302)
   Changes in assets and liabilities
      Increase in accounts payable and
      accrued expenses                              317       2,943
                                               --------    --------

   Net cash used in operating activities        (15,859)    (28,359)
                                               --------    --------


Cash flows from financing activities:


   Proceeds from notes payable - stockholder         --      31,100
   Proceeds from issuance of common stock            --       1,400
                                               --------    --------

   Net cash provided by financing activities         --      32,500
                                               --------    --------

Increase (decrease) in cash                     (15,859)      4,141

Cash, beginning of period                        20,000          --
                                               --------    --------

Cash, end of period                            $  4,141    $  4,141
                                               ========    ========

                  See notes to unaudited financial statements.

                          HERATSI PHARMACEUTICALS,INC.
                           A Development Stage Company
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2006
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION

      Heratsi Pharmaceuticals, Inc. (the "Company") was incorporated in the state of Delaware on January 24, 2006.

      From inception through June 30, 2006, the Company has been in the development stage, developing its business plans and raising capital. There have been no operations or revenue since inception.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Management plans to issue more shares of common stock in order to raise money and to continue to borrow funds from the existing stockholders.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash & Cash Equivalents

      For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2006, the Company has no cash equivalents.

      Income Taxes

      The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The Company's gross deferred tax asset of approximately $5,000 at June 30, 2006 has been fully offset by a valuation allowance. The difference between the statutory tax rate of 15% and the effective tax rate of 0% is due to the capitalization of the Company's start up costs for tax purposes.

                          HERATSI PHARMACEUTICALS,INC.
                           A Development Stage Company
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

      Loss per Common Share

      Basic net loss per share was computed by dividing net loss for the year by the weighted average number of shares outstanding during the year. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock method in the determination of dilutive shares outstanding during each reporting period The Company does not have any potentially dilutive instruments.

      Share Based Awards

      The Company follows the provisions of Statement No. 123 (revised 2004), "Share-Based Payments" (SFAS 123R). This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards with limited exceptions. The Company has not issued any shared based awards.

      Financial Instruments

      The carrying amounts of financial instruments, including cash equivalents and accrued expenses approximates fair value because of their relatively short maturity. The notes payable to stockholder approximates fair value based on market rates available to the Company for financing with similar terms.

NOTE 3 - NOTES PAYABLE TO STOCKHOLDER

      On February 6, 2006, the Company entered into two promissory note agreements with one of its controlling stockholders in the aggregate amount of $31,100. These loans are unsecured and accrue interest at a rate of 4.00% per annum. The promissory notes may be prepaid in whole or in part at any time or from time to time prior to the maturity date, which is December 31, 2010.

      On July 13, 2006, the Company issued one 4.00% promissory note payable for $10,000, to Dr. Anna Kazanchyan, the sole officer, director and stockholder of the Company (the "Note"). The Note and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the Note will reach maturity on December 31, 2010.

                          HERATSI PHARMACEUTICALS,INC.
                           A Development Stage Company
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE 4 - CAPITAL STOCK

      The total number of shares of capital stock which the Company is authorized to issue is 135,000,000, of which 125,000,000 shares are designated as common stock at $.0001 par value (the "Common Stock") and 10,000,000 shares are designated as preferred stock at $.0001 par value (the "Preferred Stock"). The Preferred Stock of the Company shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

      ` Holders of shares of Common Stock shall be entitled to cast one vote for each share held at all stockholder meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.

      On February 6, 2006, the Company issued 14,000,000 shares of Common Stock at a purchase price of $.0001 per share.

NOTE 5 - INTERIM FINANCIAL STATEMENTS

      The accompanying Interim Financial Statements of the Company as of June 30, 2006, for the three months then ended and for the period January 24, 2006 (Inception) to June 30, 2006 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company's Form 10-SB for the period January 24, 2006 (inception) through March 31, 2006. There have been no changes in significant accounting policies since March 31, 2006.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

      Plan of Operation. The Company has not realized any revenues from operations since January 24, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

      Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 24, 2006 (inception) to June 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3.  Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended June 30, 2006.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

      On July 13, 2006, the Company issued one 4% promissory note payable for $10,000, to Dr. Anna Kazanchyan, the sole officer, director and stockholder of the Company (the "Note"). The Note and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the Note will reach maturity on December 31, 2010. . Item 6. Exhibits.

Index to Exhibits

      Exhibit           Description
      -------           -----------

      *3.1              Certificate of Incorporation

      *3.2              By-laws

      31.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.

      32.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 26, 2006, and incorporated herein by this reference.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: September 7, 2006                 HERATSI PHARMACEUTICALS, INC.


                                        By: /s/ Anna Kazanchyan, M.D.
                                           -------------------------------------
                                        Name: Anna Kazanchyan, M.D.
                                        Title:   President