Form 10QSB
period 2006-09-30
HERATSI PHARMACEUTICALS
filed 2006-11-13
CIK 1363555

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

            [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number 000-52021

                          Heratsi Pharmaceuticals, Inc.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                             33-1131290
-------------------------------                           ---------------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                            identification number)

    933 Mamaroneck Avenue, Suite 103
             Mamaroneck, NY                                       10543
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

                     Issuer's telephone number: 914-715-0567

                                    No change
                                    ---------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|.

      Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of November 10, 2006.

Transitional Small Business Disclosure Format (Check one): YES |_| NO |X|

                          HERATSI PHARMACEUTICALS, INC.

                                    - INDEX -

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION:

Balance Sheet as of September 30, 2006 (unaudited)                           F-1

Statements of Operations for the Cumulative Period from Inception            F-2
     (January 24, 2006) through September 30, 2006 (unaudited) and the three months ended September 30, 2006 (unaudited)

Statement of Stockholder's Deficiency for the Period from Inception          F-3
     (January 24, 2006) through September 30, 2006 (unaudited)

Statements of Cash Flows for the Cumulative Period from Inception            F-4
     (January 24, 2006) through September 30, 2006 (unaudited) and the three months ended September 30, 2006 (unaudited)

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          HERATSI PHARMACEUTICALS, INC.
                           A Development Stage Company
                                  BALANCE SHEET

                                     Assets

                                                                   September 30,
                                                                       2006
                                                                    (Unaudited)
                                                                   -------------

Current Assets
     Cash                                                             $  7,414
                                                                      --------

        Total Assets                                                  $  7,414
                                                                      ========

                   Liabilities and Stockholder's (Deficiency)

Current Liabilities
     Accounts payable and accrued expenses                            $  6,787

Notes payable - stockholder                                             41,100
                                                                      --------

        Total Liabilties                                                47,887
                                                                      --------

Stockholder's Deficiency
     Preferred stock, $.0001 par value, 10,000,000
        shares authorized; none outstanding                                 --
     Common stock, $.0001 par value; 125,000,000 shares
        authorized; 14,000,000 shares issued and outstanding             1,400
     Deficit accumulated during the development stage                  (41,873)
                                                                      --------

        Total Stockholder's (Deficiency)                               (40,473)
                                                                      --------

        Total Liabilities and Stockholder's (Deficiency)              $  7,414
                                                                      ========

                  See notes to unaudited financial statements.

                          HERATSI PHARMACEUTICALS, INC.
                           A Development Stage Company
                            STATEMENTS OF OPERATIONS

                                                                        FOR THE PERIOD
                                                                       JANUARY 24, 2006
                                                THREE MONTHS ENDED    (INCEPTION) THROUGH
                                                SEPTEMBER 30, 2006    SEPTEMBER 30, 2006
                                                    (UNAUDITED)           (UNAUDITED)
                                                ------------------    -------------------
Revenue                                            $         --          $         --

General and administrative expenses                     (10,227)              (41,086)
                                                   ------------          ------------

Loss before interest expense                            (10,227)              (41,086)

Interest expense                                           (344)                 (787)
                                                   ------------          ------------

         Net loss                                  $    (10,571)         $    (41,873)
                                                   ============          ============

Basic and diluted net loss per share               $      (0.00)         $      (0.00)
                                                   ============          ============

Weighted average common shares outstanding           14,000,000            13,272,000
                                                   ============          ============

                  See notes to unaudited financial statements.

                          HERATSI PHARMACEUTICALS, INC.
                           A Development Stage Company
                      STATEMENT OF STOCKHOLDER'S DEFICIENCY
     FOR THE PERIOD JANUARY 24, 2006 (Inception) THROUGH SEPTEMBER 30, 2006

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                             Common Stock            During the         Total
                                                                       -------------------------     Development    Stockholder's
                                                                         Shares         Amount          Stage       (Deficiency)
                                                                       ----------     ----------     ----------      ----------
Balance, January 24, 2006 (inception)                                          --     $       --     $       --      $       --

Issuance of 14,000,000 shares of common stock                          14,000,000          1,400             --           1,400

Net loss - January 24, 2006 through September 30, 2006 (Unaudited)             --             --        (41,873)        (41,873)
                                                                       ----------     ----------     ----------      ----------

Balance, September 30, 2006 (Unaudited)                                14,000,000     $    1,400     $  (41,873)     $  (40,473)
                                                                       ==========     ==========     ==========      ==========

                  See notes to unaudited financial statements.

                          HERATSI PHARMACEUTICALS, INC.
                           A Development Stage Company
                            STATEMENTS OF CASH FLOWS

                                                                                             FOR THE PERIOD
                                                                                            JANUARY 24, 2006
                                                                       THREE MONTHS ENDED  (INCEPTION) THROUGH
                                                                       SEPTEMBER 30, 2006   SEPTEMBER 30, 2006
                                                                           (UNAUDITED)          (UNAUDITED)
                                                                           -----------          -----------
Cash flows from operating activities:

      Net loss                                                              $(10,571)            $(41,873)
      Changes in assets and liabilities
               Increase in accounts payable and accrued expenses               3,844                6,787
                                                                            --------             --------

      Net cash used in operating activities                                   (6,727)             (35,086)
                                                                            --------             --------

Cash flows from financing activities:

      Proceeds from notes payable - stockholder                               10,000               41,100
      Proceeds from issuance of common stock                                      --                1,400
                                                                            --------             --------

      Net cash provided by financing activities                               10,000               42,500
                                                                            --------             --------

Increase in cash                                                               3,273                7,414

Cash, beginning of period                                                      4,141                   --
                                                                            --------             --------

Cash, end of period                                                         $  7,414             $  7,414
                                                                            ========             ========

                  See notes to unaudited financial statements.

                          HERATSI PHARMACEUTICALS,INC.
                           A Development Stage Company
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 1 - OPERATIONS

      Heratsi Pharmaceuticals, Inc. (the "Company") was incorporated in the state of Delaware on January 24, 2006.

      The Company has been in the development stage since its inception, developing its business plans and raising capital. There have been no operations or revenue since inception.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Management plans to issue more shares of common stock in order to raise money and to continue to borrow funds from the existing stockholder.

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

      Cash & Cash Equivalents

      For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2006, the Company has no cash equivalents.

                          HERATSI PHARMACEUTICALS,INC.
                           A Development Stage Company
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

      Income Taxes

      The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The Company's gross deferred tax asset of approximately $6,000 at September 30, 2006 has been fully offset by a valuation allowance. The difference between the statutory tax rate of 15% and the effective tax rate of 0% is due to the capitalization of the Company's start up costs for tax purposes.

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

                          HERATSI PHARMACEUTICALS,INC.
                           A Development Stage Company
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

      Financial Instruments

      The carrying amounts of financial instruments, including cash equivalents and accounts payable approximates fair value because of their relatively short maturity. The stockholder loan and notes payable approximates fair value based on market rates available to the Company for financing with similar terms.

NOTE 3 - NOTES PAYABLE TO STOCKHOLDER

      On February 6, 2006 and July 13, 2006, the Company issued 4.00% promissory notes payable for $31,100 and $10,000, respectively, to Dr. Anna Kazanchyan, the sole officer, director and stockholder of the Company (the "Note"). The Notes and all accrued interest mature upon completion of merger, and if no merger is consummated, then the Notes will reach maturity on December 31, 2010.

      On November 8, 2006, the Company and Dr. Kazanchyan amended and restated the $10,000 promissory note to clarify that interest shall accrue on the outstanding principal balance daily from the date the Company receives the funds.

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

                          HERATSI PHARMACEUTICALS,INC.
                           A Development Stage Company
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 4 - CAPITAL STOCK - continued

      On February 6, 2006, the Company issued 14,000,000 shares of Common Stock at a purchase price of $.0001 per share.

NOTE 5 - INTERIM FINANCIAL STATEMENTS

      The accompanying interim financial statements of the Company as of September 30, 2006, and for the three months then ended and for the period from January 24, 2006 (inception)through September 30, 2006 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial presentation. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10 SB for the period from inception (January 24, 2006) through March 31, 2006. There have been no changes in significant accounting policies since March 31, 2006.

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

      Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 24, 2006 (inception) to September 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended September 30, 2006.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

      As stated on the Company's report on Form 10-QSB as filed with the Securities and Exchange Commission on September 8, 2006, on July 13, 2006, the Company issued one 4% promissory note payable for $10,000, to Dr. Anna Kazanchyan, the sole officer, director and stockholder of the Company (the "Note"). On November 8, 2006, the Company and Dr. Kazanchyan amended and restated the Note to clarify that interest shall accrue on the outstanding principal balance daily from the date the Company receives the funds.

Item 6. Exhibits.

Index to Exhibits

      Exhibit     Description
      -------     -----------

      *3.1        Certificate of Incorporation

      *3.2        By-laws

      31.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

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

Date: November 10, 2006                 HERATSI PHARMACEUTICALS, INC.


                                        By: /s/ Anna Kazanchyan, M.D.
                                            ------------------------------------
                                        Name:  Anna Kazanchyan, M.D.
                                        Title: President