Form 10QSB
period 2007-06-30
HERATSI PHARMACEUTICALS
filed 2007-08-13
CIK 1363555

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of August 13, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

HERATSI PHARMACEUTICALS, INC.

- INDEX -

		Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:

	Balance Sheet as of June 30, 2007 (Unaudited)	F-1

	Statements of Operations (Unaudited) for the Three Months Ended June 30, 2007	F-2
	and 2006, for the Six Months Ended June 30, 2007, for the Period January 24,
	2006 (Inception) Through June 30, 2006 and for the Period January 24, 2006
	(Inception) Through June 30, 2007

	Statement of Stockholder’s Deficiency for the Period January 24, 2006 (Inception)	F-3
	Through June 30, 2007 (Unaudited)

	Statements of Cash Flows for the Six Months Ended June 30, 2007 (Unaudited),	F-4
	for the Period January 24, 2006 (Inception) Through June 30, 2006 (Unaudited)
	and for the Period January 24, 2006 (Inception) Through June 30, 2007 (Unaudited)

	Notes to Unaudited Financial Statements	F-5

Item 2.	Management's Discussion and Analysis or Plan of Operation	1

Item 3.	Controls and Procedures	1

PART II -	OTHER INFORMATION:

Item 1.	Legal Proceedings	1

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3.	Defaults Upon Senior Securities	1

Item 4.	Submission of Matters to a Vote of Security Holders	1

Item 5.	Other Information	2

Item 6.	Exhibits	2

Signatures		3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HERATSI PHARMACEUTICALS, INC.
(A Development Stage Company)
BALANCE SHEET

JUNE 30, 2007
(UNAUDITED)
Assets
Current Assets
Cash	$1,606

Total Assets	$1,606

Liabilities and Stockholder's (Deficiency)

Current Liabilities
Accrued expenses	$1,500

Other Liabilities
Notes payable - stockholder	59,600
Accrued interest payable	2,247
Total Other Liabilities	61,847

Total Liabilities	63,347

Stockholder's Deficiency
Preferred stock, $.0001 par value; 10,000,000
shares authorized; none outstanding	-
Common stock, $.0001 par value; 125,000,000 shares
authorized; 14,000,000 shares issued and outstanding	1,400
Deficit accumulated during the development stage	(63,141)

Total Stockholder's (Deficiency)	(61,741)

Total Liabilities and Stockholder's (Deficiency)	$1,606

See notes to unaudited financial statements.

HERATSI PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

				FOR THE PERIOD	FOR THE PERIOD
				JANUARY 24, 2006	JANUARY 24, 2006
			FOR THE SIX	(INCEPTION)	(INCEPTION)
	FOR THE THREE MONTHS ENDED		MONTHS ENDED	THROUGH JUNE 30,	THROUGH JUNE 30,
	JUNE 30, 2007	JUNE 30, 2006	JUNE 30, 2007	2006	2007

Revenue	$-	$-	$-	$-	$-

General and administrative expenses	7,141	15,859	16,060	30,859	60,894

Loss before interest expense	(7,141)	(15,859)	(16,060)	(30,859)	(60,894)

Interest expense	590	317	1,004	443	2,247

Net loss	$(7,731)	$(16,176)	$(17,064)	$(31,302)	$(63,141)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares
outstanding	14,000,000	14,000,000	14,000,000	12,848,101

See notes to unaudited financial statements.

HERATSI PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S DEFICIENCY
FOR THE PERIOD JANUARY 24, 2006 (Inception) THROUGH JUNE 30, 2007

			Deficit
			Accumulated
			During the	Total
	Common Stock		Development	Stockholder's
	Shares	Amount	Stage	(Deficiency)
Balance, January 24, 2006 (inception)	-	$-	$-	$-

Issuance of 14,000,000 shares of common stock	14,000,000	1,400	-	1,400

Net loss - January 24, 2006 through December 31, 2006	-	-	(46,077)	(46,077)

Balance, December 31, 2006	14,000,000	1,400	(46,077)	(44,677)

Net loss - January 1, 2007 through June 30, 2007 (Unaudited)	-	-	(17,064)	(17,064)

Balance, June 30, 2007 (Unaudited)	14,000,000	$1,400	$(63,141)	$(61,741)

See notes to unaudited financial statements.

HERATSI PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		FOR THE PERIOD	FOR THE PERIOD
		JANUARY 24, 2006	JANUARY 24, 2006
	SIX MONTHS	(INCEPTION)	(INCEPTION)
	ENDED JUNE 30, 2007	THROUGH JUNE 30, 2006	THROUGH JUNE 30, 2007
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Cash flows from operating activities:

Net loss	$(17,064)	$(31,302)	$(63,141)
Changes in assets and liabilities
Increase (Decrease) in accrued expenses	(2,000)	2,943	1,500
Increase in accrued interest payable	1,004	-	2,247

Net cash used in operating activities	(18,060)	(28,359)	(59,394)

Cash flows from financing activities:

Proceeds from notes payable - stockholder	18,500	31,100	59,600
Proceeds from issuance of common stock	-	1,400	1,400

Net cash provided by financing activities	18,500	32,500	61,000

Increase in cash	440	4,141	1,606

Cash, beginning of period	1,166	-	-

Cash, end of period	$1,606	$4,141	$1,606

See notes to unaudited financial statements.

HERATSI PHARMACEUTICALS,INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 - OPERATIONS

Heratsi Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware on January 24, 2006.

The Company has been in the development stage since its inception, developing its business plans and seeking potential merger targets. There have been no operations or revenue since inception.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a deficit accumulated during the development stage and deficiencies in stockholder’s equity and working capital at June 30, 2007. Management plans to issue more shares of common stock in order to raise money and to continue to borrow funds from the existing stockholder until a merger can be consummated. The accompanying financial statements do not include any adjustments that might be required should the company be unable to recover the value of its assets or satisfy its liabilities.

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

Cash & Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2007, the Company has no cash equivalents.

Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The Company’s gross deferred tax asset of approximately $15,000 at June 30, 2007 has been fully offset by a valuation allowance.

HERATSI PHARMACEUTICALS,INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

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

NOTE 3 - NOTES PAYABLE TO STOCKHOLDER

On February 6, 2006 and July 13, 2006, the Company issued 4.00% promissory notes payable for $31,100 and $10,000, respectively, to the Company’s sole officer, director and stockholder. The notes and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the Notes will reach maturity on December 31, 2010.

On March 16, 2007, the Company issued the same person an 8.25% promissory note payable for $3,500. This note and all accrued interest mature at the earlier of completion of a merger or March 16, 2009.

On May 30, 2007, the Company issued the same person an 8.25% promissory note payable for $15,000. This note and all accrued interest mature at the earlier of completion of a merger or May 30, 2009.

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

HERATSI PHARMACEUTICALS,INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 4 - CAPITAL STOCK - continued

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

HERATSI PHARMACEUTICALS,INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 6 - INTERIM FINANCIAL STATEMENTS

The accompanying Interim Financial Statements of the Company as of June 30, 2007, for the three months ended June 30, 2007 and 2006, for the six months ended June 30, 2007, and for the periods from January 24, 2006 (inception) through June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Heratsi Pharmaceuticals, Inc. (“we”, “our”, “us” or the “Company”) has not realized any revenues from operations since January 24, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 24, 2006 (inception) to June 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended June 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

1

Item 5. Other Information.

On May 30, 2007, the Company issued one 8.25% promissory note payable for $15,000, to Dr. Anna Kazanchyan (the “Note”). The Note and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the Note will reach maturity on May 30, 2009.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 24, 2006.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 26, 2006, and incorporated herein by this reference.

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERATSI PHARMACEUTICALS, INC.

Date: August 13, 2007	By:	/s/ Anna Kazanchyan, M.D.
Name: Anna Kazanchyan, M.D.
Title: President

3