Form 10QSB
period 2007-09-30
HERATSI PHARMACEUTICALS
filed 2007-11-19
CIK 1363555

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

HERATSI PHARMACEUTICALS, INC.

- INDEX -

Page
PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements:

Balance Sheet as of September 30, 2007 (Unaudited)	F-1

Statements of Operations (Unaudited) for the Three Months Ended September 30, 2007 and 2006, for the Nine Months Ended September 30, 2007, for the Period January 24, 2006 (Inception) Through September 30, 2006 and for the Period January 24, 2006 (Inception) Through September 30, 2007
F-2

Statement of Stockholder’s Deficiency for the Period January 24, 2006 (Inception) Through September 30, 2007 (Unaudited)	F-3

Statements of Cash Flows for the Nine Months Ended September 30, 2007 (Unaudited), for the Period January 24, 2006 (Inception) Through September 30, 2006 (Unaudited) and for the Period January 24, 2006 (Inception) Through September 30, 2007 (Unaudited)
F-4

Notes to Unaudited Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings	1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3. Defaults Upon Senior Securities	1

Item 4. Submission of Matters to a Vote of Security Holders	1

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HERATSI PHARMACEUTICALS, INC.
(A Development Stage Company)
BALANCE SHEET

SEPTEMBER 30, 2007
(UNAUDITED)

Assets

Current Assets
Cash	$4,388

Total Assets	$4,388

Liabilities and Stockholder's (Deficiency)

Current Liabilities
Accrued expenses	$1,500

Other Liabilities
Notes payable - stockholder	69,600
Accrued interest payable	4,991
Total Other Liabilities	74,591

Total Liabilities	76,091

Stockholder's Deficiency
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none outstanding	-
Common stock, $.0001 par value; 125,000,000 shares authorized; 14,000,000 shares issued and outstanding	1,400
Deficit accumulated during the development stage	(73,103)

Total Stockholder's (Deficiency)	(71,703)

Total Liabilities and Stockholder's (Deficiency)	$4,388

See notes to unaudited financial statements.

HERATSI PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

		FOR THE PERIOD	FOR THE PERIOD
	FOR THE NINE	JANUARY 24, 2006	JANUARY 24, 2006
	MONTHS ENDED	(INCEPTION)	(INCEPTION)
	SEPTEMBER 30, 2007	THROUGH SEPTEMBER 30, 2006	THROUGH SEPTEMBER 30, 2007

Revenue	$-	$-	$-

General and administrative expenses	23,278	28,586	55,612

Loss before interest expense	(23,278)	(28,586)	(55,612)

Interest expense	3,748	787	4,991

Net loss	$(27,026)	$(29,373)	$(60,603)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	14,000,000	12,848,101

	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30, 2007	SEPTEMBER 30, 2006

Revenue	$-	$-

General and administrative expenses	7,218	10,227

Loss before interest expense	(7,218)	(10,227)

Interest expense	2,744	345

Net loss	$(9,962)	$(10,572)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	14,000,000	14,000,000

See notes to unaudited financial statements.

HERATSI PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S DEFICIENCY
FOR THE PERIOD JANUARY 24, 2006 (Inception) THROUGH SEPTEMBER 30, 2007

			Deficit
			Accumulated
			During the	Total
	Common Stock		Development	Stockholder's
	Shares	Amount	Stage	(Deficiency)
Balance, January 24, 2006 (inception)	-	$-	$-	$-

Issuance of 14,000,000 shares of common stock	14,000,000	1,400	-	1,400

Net loss - January 24, 2006 through December 31, 2006	-	-	(46,077)	(46,077)

Balance, December 31, 2006	14,000,000	1,400	(46,077)	(44,677)

Net loss - January 1, 2007 through September 30, 2007 (Unaudited)	-	-	(27,026)	(27,026)

Balance, September 30, 2007 (Unaudited)	14,000,000	$1,400	$(73,103)	$(71,703)

See notes to unaudited financial statements.

HERATSI PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		FOR THE PERIOD	FOR THE PERIOD
	NINE MONTHS	JANUARY 24, 2006	JANUARY 24, 2006
	ENDED	(INCEPTION)	(INCEPTION)
	SEPTEMBER 30, 2007	THROUGH SEPTEMBER 30, 2006	THROUGH SEPTEMBER 30, 2007
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Cash flows from operating activities:

Net loss	$(27,026)	$(29,373)	$(73,103)
Changes in assets and liabilities
Increase (Decrease) in accrued expenses	(2,000)	6,000	1,500
Increase in accrued interest payable	3,748	787	4,991

Net cash used in operating activities	(25,278)	(22,586)	(66,612)

Cash flows from financing activities:

Proceeds from notes payable - stockholder	28,500	28,600	69,600
Proceeds from issuance of common stock	-	1,400	1,400

Net cash provided by financing activities	28,500	30,000	71,000

Increase in cash	3,222	7,414	4,388

Cash, beginning of period	1,166	-	-

Cash, end of period	$4,388	$7,414	$4,388

See notes to unaudited financial statements.

HERATSI PHARMACEUTICALS,INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 1 - OPERATIONS

Heratsi Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware on January 24, 2006.

The Company has been in the development stage since its inception, developing its business plans and seeking potential merger targets. There have been no operations or revenue since inception.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a deficit accumulated during the development stage and deficiencies in stockholder’s equity and working capital at September 30, 2007 Management plans to issue more shares of common stock in order to raise money and to continue to borrow funds from the existing stockholder until a merger can be consummated. The accompanying financial statements do not include any adjustments that might be required should the company be unable to recover the value of its assets or satisfy its liabilities.

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

Cash & Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2007, the Company has no cash equivalents.

Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The Company’s gross deferred tax asset of approximately $15,000 at September 30, 2007 has been fully offset by a valuation allowance.

HERATSI PHARMACEUTICALS,INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

On May 30, 2007, the Company issued a 8.25% promissory note payable for $15,000 to Dr. Anna Kazanchyan, the sole officer, director and stockholder of the Company (the “Note”). The Note and all accrued interest mature upon completion of merger, and if no merger is consummated, then the Note will reach maturity on May 30, 2009.

On August 20, 2007, an additional amount of $10,000 was loaned from the sole officer, director and stockholder of the Company. This amount plus accrued interest is payable upon completion of merger.

HERATSI PHARMACEUTICALS,INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

HERATSI PHARMACEUTICALS,INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 6 - INTERIM FINANCIAL STATEMENTS

The accompanying Interim Financial Statements of the Company as of June 30, 2007 and for the period January 24, 2006 (inception) through June 30, 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 24, 2006 (inception) to September 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended September 30, 2007.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

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

Date: August 13, 2007	HERATSI PHARMACEUTICALS, INC.

	By:	/s/ Jason Rogers
Name: Jason Rogers
Title: President

3