Form 10QSB/A
period 2007-09-30
HERATSI PHARMACEUTICALS
filed 2008-01-22
CIK 1363555

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52021

Heratsi Pharmaceuticals, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	33-1131290
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

933 Mamaroneck Avenue, Suite 103 Mamaroneck, NY	10543
(Address of principal executive offices)	(Zip Code)

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

HERATSI PHARMACEUTICALS, INC.

- INDEX -

Page
PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements:

Balance Sheet as of September 30, 2007 ()	F-1

Statements of Operations (Not Reviewed) for the Three Months Ended September 30, 2007 and 2006, for the Nine Months Ended September 30, 2007, for the Period January 24, 2006 (Inception) Through September 30, 2006 and for the Period January 24, 2006 (Inception) Through September 30, 2007
F-2

Statement of Stockholder’s Deficiency for the Period January 24, 2006 (Inception) Through September 30, 2007 (Not Reviewed)	F-3

Statements of Cash Flows for the Nine Months Ended September 30, 2007 (Not Reviewed), for the Period January 24, 2006 (Inception) Through September 30, 2006 (Not Reviewed) and for the Period January 24, 2006 (Inception) Through September 30, 2007 (Not Reviewed)
F-4

Notes to Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings	1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3. Defaults Upon Senior Securities	1

Item 4. Submission of Matters to a Vote of Security Holders	1

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HERATSI PHARMACEUTICALS, INC.
(A Development Stage Company)
BALANCE SHEET

SEPTEMBER 30, 2007
(NOT REVIEWED)
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

See notes to Not Reviewed financial statements.

HERATSI PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Not Reviewed)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007	FOR THE PERIOD JANUARY 24, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2006	FOR THE PERIOD JANUARY 24, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2007

Revenue	$-	$-	$-

General and administrative expenses	23,278	28,586	55,612

Loss before interest expense	(23,278)	(28,586)	(55,612)

Interest expense	3,748	787	4,991

Net loss	$(27,026)	$(29,373)	$(60,603)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	14,000,000	12,848,101

	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30, 2007	SEPTEMBER 30, 2006

Revenue	$-	$-

General and administrative expenses	7,218	10,227

Loss before interest expense	(7,218)	(10,227

Interest expense	2,744	345

Net loss	$(9,962)	$(10,572

Basic and diluted net loss per share	$(0.00)	$(0.00

Weighted average common shares outstanding	14,000,000	14,000,000

See notes to Not Reviewed financial statements.

HERATSI PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S DEFICIENCY
FOR THE PERIOD JANUARY 24, 2006 (Inception) THROUGH SEPTEMBER 30, 2007

			Deficit Accumulated During the	Total
	Common Stock		Development	Stockholder's
	Shares	Amount	Stage	(Deficiency)
Balance, January 24, 2006 (inception)	-	$-	$-	$-

Issuance of 14,000,000 shares of common stock	14,000,000	1,400	-	1,400

Net loss - January 24, 2006 through December 31, 2006	-	-	(46,077)	(46,077)

Balance, December 31, 2006	14,000,000	1,400	(46,077)	(44,677)

Net loss - January 1, 2007 through September 30, 2007 (Not Reviewed)	-	-	(27,026)	(27,026)

Balance, September 30, 2007 (Not Reviewed)	14,000,000	$1,400	$(73,103)	$(71,703)

See notes to Not Reviewed financial statements.

HERATSI PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		FOR THE PERIOD	FOR THE PERIOD
		JANUARY 24, 2006	JANUARY 24, 2006
	NINE MONTHS ENDED	(INCEPTION)	(INCEPTION)
	SEPTEMBER 30, 2007	THROUGH SEPTEMBER 30, 2006	THROUGH SEPTEMBER 30, 2007
	(NOT REVIEWED)	(NOT REVIEWED)	(NOT REVIEWED)
Cash flows from operating activities:

Net loss	$(27,026)	$(29,373)	$(73,103)
Changes in assets and liabilities
Increase (Decrease) in accrued expenses	(2,000)	6,000	1,500
Increase in accrued interest payable	3,748	787	4,991

Net cash used in operating activities	(25,278)	(22,586)	(66,612)

Cash flows from financing activities:

Proceeds from notes payable - stockholder	28,500	28,600	69,600
Proceeds from issuance of common stock	-	1,400	1,400

Net cash provided by financing activities	28,500	30,000	71,000

Increase in cash	3,222	7,414	4,388

Cash, beginning of period	1,166	-	-

Cash, end of period	$4,388	$7,414	$4,388

See notes to Not Reviewed financial statements.

HERATSI PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(NOT REVIEWED)

NOTE 1 - OPERATIONS

Heratsi Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware on January 24, 2006.

The Company has been in the development stage since its inception, developing its business plans and seeking potential merger targets. There have been no operations or revenue since inception.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a deficit accumulated during the development stage and deficiencies in stockholder’s equity and working capital at September 30, 2007 Management plans to issue more shares of common stock in order to raise money and to continue to borrow funds from the existing stockholder until a merger can be consummated. The accompanying financial statements do not include any adjustments that might be required should the company be unable to recover the value of its assets or satisfy its liabilities. These financial statements have not been reviewed by an independent registered public accounting firm.

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

HERATSI PHARMACEUTICALS, INC.

A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(NOT REVIEWED)

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

HERATSI PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(NOT REVIEWED)

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

The Company intends to issue a 10QSB/A with reviewed financial statements after the financials have been reviewed by an independent registered public accounting firm.

HERATSI PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(NOT REVIEWED)

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

The Company intends to file an additional 10Q/A upon completion of review by the company’s auditors.

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